Form 10QSB
period 2003-09-30
SARDY HOUSE LLC
filed 2003-12-24
CIK 1233203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 333-105521

Sardy House, LLC

(Exact name of small business issuer as specified in its charter)

Colorado	75-3099118
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

128 East Main Street
Aspen, Colorado 81611
(Address of principal executive offices)

(970) 925-6246
(Issuer’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     The issuer had 25 units of its assessable limited liability company membership interests issued and outstanding as of December 23, 2003, the latest practicable date before the filing of this report.

     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SARDY HOUSE, LLC
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Page

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet as of September 30, 2003 (unaudited) and March 31, 2003	1
Statements of Operations for the Three Months and Six Months Ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited)	2
Statements of Cash Flows for the Six Months Ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited)	3
Notes to Financial Statements	4
Item 2. Plan of Operation	8
Item 3. Controls and Procedures	12
PART II — OTHER INFORMATION
Item 2. Changes in Securities	12
Item 6. Exhibits and Reports on Form 8-K	13
SIGNATURES	14

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SARDY HOUSE, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	September 30, 2003 (Unaudited)	March 31, 2003

ASSETS
CURRENT ASSETS
Cash	$6,513	$—
Prepaid Expenses	3,357	—
Due From Related Party	349,351	4,000

TOTAL CURRENT ASSETS	359,221	4,000

PROPERTY & EQUIPMENT
Land	405,309	405,309
Buildings and Improvements	2,416,531	2,416,531
Furniture and Fixtures	288,405	288,405
Construction-in-Progress	1,498,170	51,767

	4,608,415	3,162,012
Less Accumulated Depreciation	(1,359,744)	(1,358,628)

NET PROPERTY & EQUIPMENT	3,248,671	1,803,384

OTHER ASSETS
Loan Fees net of accumulated amortization of $9,602 and $158	51,861	55,549

TOTAL ASSETS	$3,659,753	$1,862,933

LIABILITIES AND MEMBER’S DEFICIT CURRENT LIABILITIES
Accounts Payable	$150,671	$19,617
Advance deposit	9,489	—
Due to Related Party	91,270	60,422
Accrued Expenses	18,450	402
Accrued Interest	21,200	1,220

TOTAL CURRENT LIABILITIES	291,080	81,661

LONG TERM LIABILITIES
Long Term Debt	3,747,969	2,091,795

TOTAL LIABILITIES	4,039,049	2,173,456
MEMBER’S (DEFICIT)	(379,296)	(310,523)

TOTAL LIABILITIES AND MEMBER’S (DEFICIT)	$3,659,753	$1,862,933

The accompanying notes are an integral part of the financial statements.

SARDY HOUSE, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter	Quarter
	Ended	Ended	Year-to-Date	Year-to-Date
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

OPERATING REVENUES
Room and Other Guest Charges	$—	$85,250	$4,254	$123,703

OPERATING EXPENSES
Salaries, Payroll Taxes and Benefits	—	64,546	7,636	126,780

Room Expenses
Commissions	—	2,806	127	4,838
Laundry and Linen	—	1,530	170	2,539
Guest Services	—	6,201	480	12,334

Total Room Expenses	—	10,537	777	19,711

Property Operating Costs
Repairs and Maintenance	—	4,085	371	19,295
Utilities	—	8,700	3,691	17,265

Total Property Operating Costs	—	12,785	4,062	36,560

General and Administrative Expenses
Advertising and Marketing	—	3,885	2,257	8,776
Credit Card Fees	112	2,106	179	3,618
Depreciation Expense	—	21,434	1,116	42,969
Insurance Expense	—	2,799	197	5,598
Professional Fees	—	5,350	254	7,770
Property Taxes	—	9,225	608	18,450
Telephone	—	3,121	441	5,413
Other	3,000	729	7,901	4,362

Total General and Administrative Expenses	3,112	48,649	12,953	96,956

NET (LOSS) FROM OPERATIONS	(3,112)	(51,267)	(21,174)	(156,304)

Other Income (Expense)
Other Income (Expense)	—	(28)	(364)	(71)
Amortization (Expense)	—	(639)	(309)	(1,278)
Interest (Expense)	—	(34,692)	(2,462)	(80,264)

Total Other Income (Expense)	—	(35,359)	(3,135)	(81,613)

NET (LOSS) FROM CONTINUING OPERATIONS	(3,112)	(86,626)	(24,309)	(237,917)

NET INCOME (LOSS) FROM

DISCONTINUED OPERATIONS	—	124,395	(44,464)	143,924

NET INCOME (LOSS)	$(3,112)	$37,769	$(68,773)	$(93,993)

MEMBERSHIP UNITS OUTSTANDING	25	25	25	25

NET INCOME (LOSS) PER UNIT	$(124)	$1,511	$(2,751)	$(3,760)

NET INCOME (LOSS) PER UNIT FROM DISCONTINUED OPERATIONS	$—	$4,976	$(1,779)	$5,757

NET (LOSS) PER UNIT FROM CONTINUING OPERATIONS	$(124)	$(3,465)	$(972)	$(9,517)

The accompanying notes are an integral part of the financial statements.

SARDY HOUSE, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Year-to-Date	Year-to-Date
	September 30,	September 30,
	2003	2002

Net Income (Loss)	$(68,773)	$(93,993)
Adjustments to Reconcile Net (Loss) to Net Cash Used in Operating Activities:
Amortization	309	1,278
Depreciation	1,116	42,969
Decrease (Increase) in:
A/R	—	(28,087)
Due From Related Party	(345,351)	—
Prepaid Expenses	(3,357)	3,494
Inventory F&B	—	1,500
Loan Fees	(5,756)	—
Increase (Decrease) in:
Due To Related Party	30,848	—
Accounts Payable	131,054	(6,169)
Sales Tax Payable	—	(10,223)
Advance Deposits	9,489	1,167
Accrued Expenses	18,048	554
Accrued Interest	19,980	11,840

Net Cash Provided By Operating Activities	(212,393)	(75,670)

Cash Flows From Investing Activities
Purchase of Property	(1,437,268)	—

Net Cash (Used By) Investing Activities	(1,437,268)	—

Cash Flows From Financing Activities
Proceeds of Long-Term Debt	1,656,174	—

Principal Payments	—	(7,944)
Member Distributions	—	(1,720)
Net Cash Provided By Financing Activities	1,656,174	(9,664)

Cash and Cash Equivalents:
Beginning of Period	—	126,097

End of Period	$6,513	$40,763

The accompanying notes are an integral part of the financial statements.

SARDY HOUSE, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. SUMMARY OF ACCOUNTING POLICIES

This summary of significant accounting policies of Sardy House, LLC (Company) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The company has selected March 31 as its year end.

UNAUDITED FINANCIAL STATEMENTS

The balance sheet as of September 30, 2003, the statements of operations and the statements of cash flows for the three month and six month periods ended September 30, 2003 and 2002, have been prepared by Sardy House, LLC (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2003 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the March 31, 2003 audited financial statements and the accompanying notes included in the Company’s Amendment No. 3 to Registration Statement on Form SB-2 (Registration No. 333-105521), filed with the Securities and Exchange Commission on October 29, 2003.

DESCRIPTION OF BUSINESS

Sardy House, LLC is a Colorado limited liability company organized March 21, 2003 under the Colorado Limited Liability Company Act. The Limited Liability Company was formed to acquire and operate the Sardy Main House Residence, the Carriage House Residence and the Carriage House Inn formerly operated as the Sardy House Hotel. The Carriage House Inn will continue to operate as a hotel. Therefore the operating results from the Carriage House Inn have been reported as a continuing operation. The Sardy Main House Residence and the Carriage House Residence will be available for personal use by the Limited Liability Company members. Therefore the operating results from the Sardy Main House Residence and the Carriage House Residence have been reported as discontinued operations (See Note 8).

The Company owns and will operate the Sardy Main House Residence, the Carriage House Residence and the Carriage House Inn located in downtown Aspen, Colorado upon completion of the property renovation. The Company owns the 9,000 square foot Sardy Main House Residence and the 1,050 square foot Carriage House Residence as properties available for personal use by the Limited Liability Company members. The Company owns and will operate the 4,600 square foot eight room Carriage House Inn as a hotel. The company is a development stage company since the planned principal operations of the company have not yet commenced.

The entire Sardy House Property was closed for renovations for the quarter ended September 30, 2003.

USE OF ESTIMATES IN PREPARATION OF THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

Property and equipment is stated at predecessor cost. Depreciation is computed using the straight-line method over the following useful lives:

Buildings, Improvements And Acquisition Fees Furniture, Fixtures, And Equipment	15 to 40 years 5 to 7 years

Maintenance and repairs of property and equipment are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations.

INCOME TAXES

No provision for federal and state income taxes has been made in the financial statement since the Company’s profit and losses are reported on the individual member’s tax return. The Company is a one-member Limited Liability Company. The revenues and expenses of the Company are taxed on the member’s tax return. Upon entrance of the second member, the Company will be taxed as a partnership for federal and state income tax purposes. For income tax purposes the income tax basis of the property and equipment is $883,382 less than the carrying value in the financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company identifies and accounts for the impairment of long-lived assets in accordance with SFAS 144.

CONSTRUCTION-IN-PROGRESS

Construction period interest, real estate taxes, insurance costs and renovation costs are capitalized in construction-in-progress.

LOAN FEES

Loan fees represent a loan origination fee and certain other loan costs incurred when the Company refinanced its loan on the Company’s property and equipment for the renovation construction of its building. The loan fees are being amortized over the life of the loan.

INTERIM FINANCIAL STATEMENTS

The balance sheet as of September 30, 2003 and the statements of operations for the three month and six month periods ended September 30, 2003 and 2002 and statements of cash flows for the six month periods ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations, and cash flows for all periods presented have been made.

2. MEMBER UNITS ISSUED

On March 28, 2003 Sardy House, LLC issued 25 membership units to the initial member, North and South Aspen, LLC, in exchange for the Sardy Main House Residence, the Carriage House Residence and the Carriage House Inn formerly operated as the Sardy House Hotel (Sardy House Property). Sardy House, LLC is a wholly owned subsidiary of North and South Aspen, LLC. The contributed property is recorded at the contributing member’s original cost, net of accumulated depreciation and has been accounted for as a transfer/reorganization since there was no change in control of the real estate property.

3. RELATED PARTY TRANSACTIONS

The Company is a wholly owned subsidiary of North and South Aspen, LLC.

North and South Aspen, LLC rented the Company’s property and equipment from March 28, 2003 through March 31, 2003 for $1,000 per day. The Company accrued $4,000 in rent in the period ending March 31, 2003. The Company has receivables of $4,000 as of March 31, 2003 for rents receivable from North and South Aspen, LLC.

North and South Aspen, LLC has agreed to pay certain marketing and professional expenses related to the registration and sale of the Sardy House, LLC units. As of September 30, 2003 Sardy House, LLC had advanced North and South Aspen, LLC $349,351 related to these expenses. North and South Aspen, LLC intends to repay the advances from the proceeds of the sales of the Sardy House, LLC units.

North and South Aspen, LLC paid certain organizational and construction fees for Sardy House, LLC. Sardy House, LLC owed North and South Aspen, LLC $36,422 and $70,573, as of March 31, 2003 and September 30, 2003, respectively, for reimbursable expenses paid by North and South Aspen, LLC for the benefit of Sardy House, LLC. North and South Aspen, LLC requires expense reimbursements for construction and organizational expenses directly connected to the renovation of the Sardy House property and organizational costs directly connected with the organization of Sardy House, LLC. Certain reimbursable costs are based on management’s estimates of costs allocable to Sardy House, LLC.

Block 66, LLC, a company wholly owned by the controlling members of North and South Aspen, LLC, is the manager of Sardy House, LLC under the original Sardy House, LLC operating agreement. Block 66, LLC shall manage the Sardy House Property for an indefinite term until the Manager resigns or is removed and until a successor has been elected or qualified under the rules set forth in the Company’s operating agreement. The management agreement shall automatically terminate upon resignation or removal of the manager.

Block 66, LLC receives a basic business management fee of $1,000 monthly by agreement with Sardy House, LLC. For the period ended September 30, 2003 the Company incurred $6,000 of business management fees.

After completion of construction, Block 66, LLC will receive additional basic property management fees of $1,667 monthly for management of the Residences and $2,083 monthly for management of the Carriage House Inn. Block 66, LLC will also receive a fee of 10% of the Room and Other Guest Charges of the Carriage House Inn and incentive fee of an additional 10% of any Room and Other Guest Charges above those projected in the annual budget. Block 66, LLC will be the exclusive rental agent for rental of the Residences when owner-

members of the Company choose to have their Exclusive Weeks in the Residences marketed for rental. 60% of any gross rental revenue of the Residences shall be paid to the owner-members and the remaining 40%, less taxes and incidentals, shall be paid to Block 66, LLC. Block 66 will pay all housekeeping fees and commissions associated with the rental, including a 10% commission payable to the owner/member when the owner/member refers the rental.

During current interior renovations construction of the Sardy House property, Block 66, LLC will act as the construction manager and charge the Company $75 per hour their services. The Company paid $142,200 and $24,000 in fees for construction planning to Block 66, LLC for the six months ended September 30, 2003 and the year ended March 31, 2003, respectively. The Company also paid Block 66 $3,082 for reimbursable expenses for the six months ended September 30, 2003. These amounts have been included in the financial statements as part of construction-in-progress.

4. ADVERTISING

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place.

5. LONG-TERM DEBT

Note Payable WestStar Bank, collateralized by the Company’s property and equipment, 14 monthly consecutive interest payments, beginning August 30, 2003 with interest calculated on the unpaid principal balances at a floating interest rate based on the WestStar Bank Base (currently 5.00%). Commencing October 30, 2004, 18 monthly fixed principle payments of $8,702 plus accrued interest. One interest and principal payment based on the current interest rates of $4,218,641 due on April 30, 2006. The minimum and maximum interest rate allowed under this loan is 7% and 21%, respectively. The loan is a construction loan, the proceeds of which will be used to finance the construction of the property as well as furnishings for the renovated property. The maximum principal loan amount under this agreement is $4,350,000. The Note Payable balance is $3,747,969 and $2,091,795 as of September 30, 2003 and March 31, 2003 respectively and it matures on April 30, 2006. The initial member, North and South Aspen, LLC will be required to list the Sardy House property and equipment for sale as a single-family residence or repay the loan in full if the initial member is unable to sell a sufficient amount of the membership units by March 2005.

6. OPERATING AGREEMENT

Membership units are subject to specific provisions of an operating agreement which provides the rules and regulations regarding ownership of the units and use of the property, including required provisions for payment of operating costs of the entity and the property. Failure to follow the provisions of the operating agreement could result in significant penalties, including potential required forfeiture of rights of use of the property and potential required disposition of the membership unit.

7. COMMITMENTS

The Company intends to lease two Land Rovers with a fair market value of $35,000 each and anticipated annual lease obligations of $16,800 beginning January 1, 2004.

8. DISCONTINUED OPERATIONS

On April 7, 2003 the Company discontinued hotel operations in the Sardy Main House Residence and in the Carriage House Residence. Accordingly, the operations of the Sardy Main House Residence and the Carriage

House Residence have been reported separately as discontinued operations in the accompanying financial statements. The Carriage House Inn will continue to operate as a hotel and has been accounted for as a continuing operation in the accompanying financial statements.

9. SUBSEQUENT EVENTS

On November 20, 2003 the Company received their Certificate of Occupancy.

Item 2. Plan of Operation.

Cautionary Note About Forward Looking Statements

     This report contains “forward-looking statements” within the meaning of securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this report, including the statements about our future operations, financial position, plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although we believe that our plans, intentions, expectations and projections reflected in or suggested by the forward-looking statements we make in this report are reasonable, such plans, intentions, expectations or projections may not be achieved since they are subject to risks which may cause our actual results to differ materially from results expressed or implied by the forward-looking statements. These risks include two matters discussed in the “Risk Factors” section of our prospectus dated November 10, 2003 filed with the SEC. All forward-looking statements speak only as of the date on which they were made. Although we may from time to time voluntarily update or revise publicly our forward-looking statements, whether as a result of new information, future events or otherwise, we disclaim any commitment to do so except as required by securities laws.

Overview

     We are a development stage company that was formed in February 2003. In March 2003 we acquired the Sardy House hotel property in Aspen, Colorado from our affiliate North and South Aspen, L.L.C. in exchange for the issuance to North and South Aspen, L.L.C. of 25 of our limited liability company membership interests. The Sardy House is a Victorian mansion that was built in 1892, and there is also a separate Carriage House building on the property that was built in 1985.

     Since 1985 the Sardy House has been operated as a 20-room hotel with a restaurant, but those operations were discontinued in April 2003 when the Sardy House was closed for interior renovations to the buildings to convert them for our planned operation of the Sardy House property as two private residences for exclusive use by up to 25 members and a semi-private Carriage House Inn, which will continue to operate as an 8-room hotel. The renovations were completed in November 2003 and a Certificate of Occupancy was issued on November 20, 2003. The Carriage House Inn resumed operations as a hotel on December 7, 2003.

     We accounted for the contribution of the Sardy House property from North and South Aspen, L.L.C. as a transfer/reorganization among entities under common control, and therefore our financial statements in this report include the historical operations of our predecessor, the Sardy House hotel. The historical operations of the Sardy House hotel, including the operations of the portion of the Carriage

House which will not continue to operate as a hotel, are shown separately in the financial statements as discontinued operations as a result of the discontinuation of those hotel operations in April 2003.

Plan of Operation

     The 25 membership interests issued to North and South Aspen, L.L.C. are being offered for sale under a registration statement that was declared effective by the SEC on November 10, 2003, and a purchaser of a membership interest will have exclusive rights to occupy and use:

•	the 9,000 square foot main Sardy House residence for two weeks each year, and

•	the 1,000 square foot Carriage House residence for two weeks each year.

In addition, members will be entitled to booking of rooms at the Carriage House Inn on a discounted basis. There will be no restaurant operations.

     The offering of membership interests is being conducted on a “best efforts, all or none” basis as to the minimum offering necessary to allow for complete repayment of the construction loan debt discussed below, and on a “best efforts” basis as to additional membership interests up to the maximum offering of 25 membership interests. The current offering price is $750,000 per membership interest, for an aggregate offering price for all 25 membership interests of $18,750,000.

     The costs and expenses of the planned operation are expected to include staff and housekeeping payroll, laundry and linen, repairs and maintenance, utilities, management fees, insurance and property taxes. These expenses will be partially offset by revenues from the rental of rooms at the Carriage House Inn, and members will be required under the provisions of our operating agreement to contribute to us operating contributions to make up any projected or actual operating deficit and to provide reserves for repairs or replacements. The operating contributions will be based on the operations budget annually prepared by the manager and delivered to the members. Operating contributions may also be requested in a month where our revenues or receipts are insufficient to cover operating expenses, and members may also be required to contribute to us additional capital contributions to pay for expenses of any construction, reconstruction, structural repair or replacement of our property, as approved by the members by a two-thirds vote of the membership interests.

     We have appointed our affiliate Block 66, LLC as our exclusive manager and agent to supervise, lease and operate the residences and the Carriage House Inn for a management agreement term ending June 30, 2006. Our manager has prepared an operating budget for 2004, which contemplates a required annual contribution from each member of $19,500 per membership interest. We expect to assess these contributions on a quarterly basis. The draft operating budget for 2005 and future years will, as provided in our operating agreement, be reviewed and approved by an advisory committee appointed by the members and then revised by the manager after consideration of the advisory committee’s recommendations.

     Before the Sardy House was closed for the renovations, North and South Aspen, L.L.C. had approximately 24 employees for the hotel and restaurant operations. When the new operation begins, we plan on having a staff for the two residences and Carriage House Inn of 10 employees provided under a management agreement with our manager.

Liquidity and Capital Resources

     To finance the renovations and refurnishings, on March 28, 2003 we entered into a construction loan agreement with WestStar Bank in Aspen, along with North and South Aspen, L.L.C. as a co-borrower. The construction loan agreement was amended on August 22, 2003. Under the construction loan agreement, the maximum loan principal amount is $4.35 million and there was $3,747,969 outstanding as of September 30, 2003, approximately $2,045,000 of which represented prior indebtedness associated with the Sardy House property that was outstanding with WestStar Bank before the renovations began and was included in the construction loan agreement. As of December 23, 2003, the outstanding balance was $4.35 million. The agreement has a maturity date of April 30, 2006.

     The construction loan agreement requires 14 consecutive monthly interest payments beginning August 31, 2003, with interest calculated on the unpaid principal balances at a floating interest rate based on the WestStar Bank base rate (which was 5.00% as of August 22, 2003), 18 monthly consecutive principal payments of $8,702 each, beginning October 30, 2004, 18 monthly consecutive interest payments beginning October 30, 2004, and one principal and interest payment of $4,218,640.97, subject to change resulting from changes in the floating interest rate, due on April 30, 2006. The minimum and maximum interest rates allowed under this loan are 7% and 21%.

     We must comply with the following material covenants under the construction loan agreement:

•	We must maintain adequate insurance with respect to our properties and operations.

•	We must use the loan funds solely for payment of expenses directly related to the renovation and refurnishing project, and the SEC registration and marketing of the membership interests.

•	We must complete the renovation project for purposes of final payment to Block 66, LLC as the general contractor by December 31, 2003.

•	Without the prior written consent of WestStar Bank, we cannot:

•	incur or assume any indebtedness, except for trade debt incurred in the normal course of business and indebtedness to WestStar Bank under the construction loan agreement,

•	sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of our assets, except as allowed as permitted liens under the construction loan agreement,

•	engage in any business activities substantially different than those in which we are presently engaged, cease operations, liquidate, merge, transfer, acquire or consolidate with any other entity, dissolve or transfer or sell property out of the ordinary course of business, or make any distribution with respect to any capital account,

•	loan, invest in or advance money or assets, or acquire any interest in any other enterprise or entity, or

•	create or allow to be created any lien or charge upon the properties serving as collateral for the loan or the improvements to those properties.

•	We must have pre-sold membership interests with a total value of at least $4.5 million by March 1, 2005, or we must list for sale the Sardy House property as a single-family residence or repay the loan in full.

     We are currently in compliance with such covenants.

     Repayment of the borrowings under the construction loan agreement is secured by a mortgage on the Sardy House property, and personally guaranteed by Frank S. Peters and Daniel D. Delano, who are officers of us and who control North and South Aspen, L.L.C.

     Although North and South Aspen, L.L.C. will receive the proceeds from the sale of the membership interests being offered, North and South Aspen, L.L.C. has agreed to apply the first proceeds from the closing of the required minimum offering amount to complete repayment of all outstanding indebtedness under the construction loan agreement when the renovations and refurnishings are complete. Therefore, we will not have any outstanding long-term debt when new members are admitted and the planned operation of the residences begins.

     Through December 23, 2003, we incurred a total cash outlay of approximately $2.07 million in capital expenditures to complete the renovations of the Sardy House. This amount includes a total of approximately $190,000 in management and construction fees payable to Block 66, LLC. Through September 30, 2003, we had incurred $1,498,170 in construction-in-progress costs for the renovations, including $166,200 in fees for construction planning payable to Block 66, LLC through September 30, 2003.

     We do not expect to need any additional financing within the next 12 months other than through operating contributions from members. Through the required operating contributions from members we expect to have funds to cover our costs and expenses and begin and continue the planned operation. We have incurred approximately $250,000 in registration and offering expenses that will be paid for through a capital contribution by North and South Aspen, L.L.C. to us, which will be partially funded under the construction loan agreement. North and South Aspen, L.L.C. has agreed to pay certain additional marketing expenses related to the sale of the membership interests. As of September 30, 2003, we had advanced North and South Aspen, L.L.C. $349,351 related to registration and marketing expenses. North and South Aspen, L.L.C. intends to repay the advances and other expenses of the sale of the membership interests from the proceeds of the sales of the membership interests. We began operations, with North and South Aspen, L.L.C. as the sole holder of our membership interests, when the interior renovations were completed in November 2003. We expect to require a pro rata interim operating contribution from members, including new members, upon the closing of the minimum offering expected to occur in the first quarter of 2004 in order to cover operating expenses until the normal contribution budget cycle begins for the fiscal year beginning April 1, 2004. Operating contributions from the members will be requested by our manager on a quarterly basis upon 15 days’ written notice. We plan to give such notice so that operating contributions will be due at the beginning of each quarter. In any month where Sardy House revenues or receipts are insufficient to cover operating expenses, our manager may request additional operating contributions from the members upon 15 days’ written notice. If the minimum offering is completed but not all 25 membership interests are sold, North and South Aspen, L.L.C. as a continuing owner of membership interests will be responsible for its pro rata share of the required operating contributions for the membership interests that it continues to own. North and South Aspen, L.L.C. may endeavor to rent out its exclusive weeks in order to satisfy this obligation, but its obligation to pay the required operating contributions will not be subject to receiving any rental revenues for its exclusive weeks.

Item 3. Controls and Procedures.

     We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Our principal executive officer and our principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities.

     On November 10, 2003, our Registration Statement on Form SB-2 (Registration No. 333-105521) for the best efforts offering of up to 25 of our assessable limited liability company membership interests was declared effective by the Securities and Exchange Commission under the Securities Act of 1933. The offering commenced on November 11, 2003. The offering price is $750,000 per membership interest, for an aggregate offering price for all of the membership interests of $18,750,000. The offering price may be changed at any time.

     All 25 of the membership interests are held by our affiliate North and South Aspen, L.L.C. North and South Aspen, L.L.C. will receive any proceeds from the sale of the membership interests in the offering, subject to an agreement to first apply the proceeds to complete repayment of the indebtedness on the Sardy House property of up to $4,350,000 on which both we and North and South Aspen, L.L.C. are obligated and the Sardy House property serves as collateral.

     The offering is being conducted through W.G. Nielsen & Co. on a “best efforts, all or none” basis as to the minimum offering necessary to allow for complete repayment of the bank debt of up to $4,350,000 on the Sardy House, and on a “best efforts” basis as to additional membership interests up to the maximum offering. If a minimum of $4,665,000, before commissions and realtor referral fees and excluding accrued interest on the bank debt to be repaid, is not raised by May 31, 2004, subject to extension in our sole discretion of up to an additional 30 days, the offering will be terminated and all money received will be returned to investors with interest within 5 business days. Until the minimum offering is achieved, all funds received from investors will be deposited into an interest-bearing escrow account, with interest to be credited toward the final purchase price.

     As of the date of this report, no securities have been sold in the offering.

Item 6. Exhibits and Reports on Form 8-K.

     (a) The following exhibits are furnished as part of this report:

Exhibit
Number	Description

10.1*	Escrow Agreement dated as of December 11, 2003 among Sardy House, LLC, North and South Aspen, L.L.C., W.G. Nielsen & Company and Computershare Trust Company, Inc.
31.1*	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARDY HOUSE, LLC

Date: December 23, 2003	By:	BLOCK 66, LLC, its Manager

		By:	/s/ Daniel D. Delano

Daniel D. Delano, Manager

Exhibit
Number	Description

10.1*	Escrow Agreement dated as of December 11, 2003 among Sardy House, LLC, North and South Aspen, L.L.C., W.G. Nielsen & Company and Computershare Trust Company, Inc.
31.1*	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.