Form 10QSB
period 2003-12-31
SARDY HOUSE LLC
filed 2004-02-17
CIK 1233203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 333-105521

Sardy House, LLC

(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	75-3099118 (I.R.S. Employer Identification No.)

128 East Main Street
Aspen, Colorado 81611
(Address of principal executive offices)

(970) 925-6246
(Issuer’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

     The issuer had 25 units of its assessable limited liability company membership interests issued and outstanding as of February 13, 2004, the latest practicable date before the filing of this report.

     Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [X]

SARDY HOUSE, LLC
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

Page

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet as of December 31, 2003 (unaudited) and March 31, 2003	1
Statements of Operations for the Three Months and Nine Months Ended December 31, 2003 (unaudited) and December 31, 2002 (unaudited)	2
Statements of Cash Flows for the Nine Months Ended December 31, 2003 (unaudited) and December 31, 2002 (unaudited)	3
Notes to Financial Statements	4
Item 2. Plan of Operation	9
Item 3. Controls and Procedures	12
PART II - OTHER INFORMATION
Item 2. Changes in Securities	13
Item 6. Exhibits and Reports on Form 8-K	13
SIGNATURES	15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SARDY HOUSE, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	December 31, 2003	March 31, 2003
	(Unaudited)	(See Note 1)

ASSETS
CURRENT ASSETS
Cash	$29,123	$—
Prepaid Expenses	2,185	—
Due From Related Party	159,787	4,000

TOTAL CURRENT ASSETS	191,095	4,000

PROPERTY & EQUIPMENT
Land	405,309	405,309
Buildings and Improvements	3,718,897	2,416,531
Furniture and Fixtures	1,046,775	288,405
Construction-in-Progress	—	51,767

	5,170,981	3,162,012
Less Accumulated Depreciation	(1,380,519)	(1,358,628)

NET PROPERTY & EQUIPMENT	3,790,462	1,803,384

OTHER ASSETS
Loan Fees net of accumulated amortization of $14,724 and $158	46,739	55,549

TOTAL ASSETS	$4,028,296	$1,862,933

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES
Accounts Payable	$63,712	$19,617
Advance Deposit	21,667	—
Due to Related Party	15,880	60,422
Accrued Property Taxes	37,257	—
Accrued Interest	—	1,220
Other Accrued Liabilities	4,886	402

TOTAL CURRENT LIABILITIES	143,402	81,661

LONG TERM LIABILITIES
Long Term Debt	4,350,000	2,091,795

TOTAL LIABILITIES	4,493,402	2,173,456
MEMBER’S (DEFICIT)	(465,106)	(310,523)

TOTAL LIABILITIES AND MEMBER’S (DEFICIT)	$4,028,296	$1,862,933

The accompanying notes are an integral part of the financial statements.

SARDY HOUSE, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter	Quarter
	Ended	Ended	Year-to-Date	Year-to-Date
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

OPERATING REVENUES
Room and Other Guest Charges	$31,296	$65,857	$35,550	$189,559

OPERATING EXPENSES
Salaries, Payroll Taxes and Benefits	15,930	59,697	23,566	186,477

Room Expenses
Commissions	606	4,961	733	9,799
Laundry and Linen	541	1,091	711	3,630
Guest Services	6,063	6,727	6,543	19,061

Total Room Expenses	7,210	12,779	7,987	32,490

Property Operating Costs
Repairs and Maintenance	1,737	3,489	2,108	22,784
Utilities	2,933	10,159	6,624	27,424

Total Property Operating Costs	4,670	13,648	8,732	50,208

General and Administrative Expenses Advertising and Marketing	19,762	8,346	22,019	17,122
Credit Card Fees	964	1,720	1,143	5,338
Depreciation Expense	20,775	20,394	21,891	63,363
Insurance Expense	1,584	2,382	1,781	7,980
Professional Fees	3,000	—	3,254	7,770
Property Taxes	3,432	8,878	4,040	27,328
Telephone	819	2,748	1,260	8,161
Other	11,102	2,939	19,003	7,301

Total General and Administrative Expenses	61,438	47,407	74,391	144,363

NET (LOSS) FROM OPERATIONS	(57,952)	(67,674)	(79,126)	(223,979)

Other Income (Expense)
Other Income (Expense)	—	1,600	(364)	1,529
Amortization (Expense)	(1,707)	(639)	(2,016)	(1,917)
Interest (Expense)	(26,151)	(44,127)	(28,613)	(124,391)

Total Other Income (Expense)	(27,858)	(43,166)	(30,993)	(124,779)

NET (LOSS) FROM CONTINUING OPERATIONS	(85,810)	(110,840)	(110,119)	(348,758)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	62,710	(44,464)	206,633

NET INCOME (LOSS)	$(85,810)	$(48,130)	$(154,583)	$(142,125)

MEMBERSHIP UNITS OUTSTANDING	25	25	25	25

NET INCOME (LOSS) PER UNIT	$(3,432)	$(1,925)	$(6,183)	$(5,685)

NET INCOME (LOSS) PER UNIT FROM DISCONTINUED OPERATIONS	$—	$2,508	$(1,779)	$8,265

NET (LOSS) PER UNIT FROM CONTINUING OPERATIONS	$(3,432)	$(4,434)	$(4,405)	$(13,950)

The accompanying notes are an integral part of the financial statements.

SARDY HOUSE, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Year-to-Date	Year-to-Date
	December 31,	December 31,
	2003	2002

Net Income (Loss)	$(154,583)	$(142,125)
Adjustments to Reconcile Net (Loss) to Net Cash Used in Operating Activities:
Amortization	2,016	1,917
Depreciation	21,891	63,363
Decrease (Increase) in:
A/R	—	(16,763)
Due From Related Party	(155,787)	—
Prepaid Expenses	(2,185)	6,578
Other Current Assets	—	(8,307)
Inventory F&B	—	7,560
Loan Fees	(5,756)	—
Increase (Decrease) in:
Due To Related Party	(44,542)	—
Accounts Payable	44,095	6,846
Advance Deposits	21,667	21,932
Accrued Property Taxes	37,257	—
Accrued Interest	(1,220)	(3)
Other Accrued Liabilities	4,484	8,125
Net Cash (Used By) Operating Activities	(232,663)	(50,877)

Cash Flows From Investing Activities Purchase of Property	(1,996,419)	—

Net Cash (Used By) Investing Activities	(1,996,419)	—

Cash Flows From Financing Activities Proceeds of Long-Term Debt	2,258,205	—
Principal Payments	—	(16,675)
Cash Contributions – Member	—	(812)

Net Cash Provided By/(Used By) Financing Activities	2,258,205	(17,487)

Cash and Cash Equivalents:
Beginning of Period	—	126,097

End of Period	$29,123	$57,733

Supplemental Disclosure - Interest Paid	$176,956	$124,391

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

UNAUDITED FINANCIAL STATEMENTS

     The balance sheet as of December 31, 2003, the statements of operations and the statements of cash flows for the three month and nine month periods ended December 31, 2003 and 2002, have been prepared by Sardy House, LLC (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2003 and for all periods presented, have been made.

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

     The Company owns and operates the Sardy Main House Residence, the Carriage House Residence and the Carriage House Inn located in downtown Aspen, Colorado. The Company owns the 9,000 square foot Sardy Main House Residence and the 1,050 square foot Carriage House Residence as properties available for personal use by the Limited Liability Company members. The Company owns and operates the 4,600 square foot eight room Carriage House Inn as a hotel. The Company commenced operations December 1, 2003.

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

PROPERTY AND EQUIPMENT

     Property and equipment is stated at predecessor cost. Depreciation is computed using the straight-line method over the following useful lives:

Buildings, Improvements And Acquisition Fees	15 to 40 years
Furniture, Fixtures, And Equipment	5 to 7 years

     Maintenance and repairs of property and equipment are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations.

INCOME TAXES

     No provision for federal and state income taxes has been made in the financial statement since the Company’s profits and losses are reported on the individual member’s tax return. The Company is a one-member Limited Liability Company. The revenues and expenses of the Company are taxed on the member’s tax return. Upon entrance of the second member, the Company will be taxed as a partnership for federal and state income tax purposes. For income tax purposes the income tax basis of the property and equipment is $883,382 less than the carrying value in the financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company identifies and accounts for the impairment of long-lived assets in accordance with SFAS 144.

CONSTRUCTION-IN-PROGRESS

     Construction period interest, real estate taxes and insurance costs were capitalized in construction-in-progress. The Company placed the constructed assets in service December 1, 2003.

LOAN FEES

     Loan fees represents a loan origination fee and certain other loan costs incurred when the Company refinanced its loan on the Company’s property and equipment for the renovation construction of its building. The loan fees are being amortized over the life of the loan.

INTERIM FINANCIAL STATEMENTS

     The balance sheet as of December 31 2003 and the statements of operations for the three month and nine month periods ended December 31, 2003 and 2002 and statements of cash flows for the nine month periods ended December 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations, and cash flows for all periods presented have been made.

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

     North and South Aspen, LLC has agreed to pay certain marketing and professional expenses related to the registration and sale of the Sardy House, LLC units. North and South Aspen, LLC owed Sardy House, LLC $159,787 as of December 31, 2003 for reimbursable marketing and professional expenses paid by Sardy House, LLC for the benefit of North and South Aspen, LLC. North and South Aspen, LLC intends to repay the advances from the proceeds of the sales of the Sardy House, LLC units.

     North and South Aspen, LLC paid certain organizational and construction fees for Sardy House, LLC. Sardy House, LLC owed North and South Aspen, LLC $36,422 as of March 31, 2003 for reimbursable expenses paid by North and South Aspen, LLC for the benefit of Sardy House, LLC. North and South Aspen, LLC requires expense reimbursements for construction and organizational expenses directly connected to the renovation of the Sardy House property and organizational costs directly connected with the organization of Sardy House, LLC. Certain reimbursable costs are based on management’s estimates of costs allocable to Sardy House, LLC.

     Block 66, LLC, a company wholly owned by the controlling members of North and South Aspen, LLC, is the manager of Sardy House, LLC under the original Sardy House, LLC operating agreement. Block 66, LLC manages the Sardy House Property for an indefinite term until the Manager resigns or is removed and until a successor has been elected or qualified under the rules set forth in the Company’s operating agreement. The management agreement shall automatically terminate upon resignation or removal of the manager.

     Block 66, LLC receives a basic business management fee of $1,000 monthly by agreement with Sardy House, LLC. For the period ended December 31, 2003 the Company incurred $3,000 of business management fees.

     Block 66, LLC receives additional basic property management fees of $1,667 monthly for management of the Residences and $2,083 monthly for management of the Carriage House Inn. Block 66, LLC also receives a fee of 10% of the Room and Other Guest Charges of the Carriage House Inn and incentive fee of an additional 10% of any Room and Other Guest Charges above those projected in the annual budget. Block 66, LLC is the exclusive rental agent for rental of the Residences when owner-members of the Company choose to have their Exclusive Weeks in the Residences marketed for rental. 60% of any gross rental revenue of the Residences shall be paid to the owner-members and the remaining 40%, less taxes and incidentals, shall be paid to Block 66, LLC. Block 66 will pay all housekeeping fees and commissions associated with the rental, including a 10% commission payable to the owner/member when the owner/member refers the rental. For the period ended December 31, 2003 the Company incurred $6,880 of property management fees.

     During interior renovations construction of the Sardy House property, Block 66, LLC acted as the construction manager and charged the Company $75 per hour for construction planning and management services. The Company paid $142,200 and $24,000 for the nine months ended December 31, 2003 and the year ended March 31, 2003, respectively, to Block 66, LLC for construction planning and construction management services. The Company also paid Block 66 $3,082 for reimbursable expenses for the nine months ended December 31, 2003.

4. ADVERTISING

     The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place.

5. LONG-TERM DEBT

     Note Payable WestStar Bank, collateralized by the Company’s property and equipment, 14 monthly consecutive interest payments, beginning August 30, 2003 with interest calculated on the unpaid principal balances at a floating interest rate based on the WestStar Bank Base (currently 5.00%). Commencing October 30, 2004, 18 monthly fixed principle payments of $8,702 plus accrued interest. One interest and principal payment based on the current interest rates of $4,218,641 due on April 30, 2006. The minimum and maximum interest rate allowed under this loan is 7% and 21%, respectively. The loan is a construction loan, the proceeds of which will be used to finance the construction of the property as well as furnishings for the renovated property. The maximum principal loan amount under this agreement is $4,350,000. The Note Payable balance is $4,350,000 and $2,091,795 as of December 31, 2003 and March 31, 2003 respectively and it matures on April 30, 2006. The initial member, North and South Aspen, LLC will be required to list the Sardy House property and equipment for sale as a single-family residence or repay the loan in full if the initial member is unable to sell a sufficient amount of the membership units by March 2005.

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

7. COMMITMENTS

     The Company intends to lease two Land Rovers with a fair market value of $35,000 each and anticipated annual lease obligations of $19,600 beginning January 1, 2004.

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

Item 2. Plan of Operation.

Cautionary Note About Forward-Looking Statements

     This report contains “forward-looking statements” within the meaning of securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this report, including the statements about our future operations, financial position and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although we believe that our plans, intentions, expectations and projections reflected in or suggested by the forward-looking statements we make in this report are reasonable, such plans, intentions, expectations or projections may not be achieved since they are subject to risks which may cause our actual results to differ materially from results expressed or implied by the forward-looking statements. These risks include the matters discussed in the “Risk Factors” section of our prospectus dated November 10, 2003 filed with the SEC. All forward-looking statements speak only as of the date on which they were made. Although we may from time to time voluntarily update or revise publicly our forward-looking statements, whether as a result of new information, future events or otherwise, we disclaim any commitment to do so except as required by securities laws.

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

     From 1985 to April 2003 the Sardy House was operated as a 20-room hotel with a restaurant. Those operations were discontinued in April 2003 when the Sardy House was closed for interior renovations to the buildings to convert them for our planned operation of the Sardy House property as two private residences for exclusive use by up to 25 members and a semi-private Carriage House Inn, which will continue to operate as an 8-room hotel. The renovations were completed in November 2003 and a Certificate of Occupancy was issued on November 20, 2003. The Carriage House Inn resumed operations as a hotel on December 1, 2003.

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

     Before the Sardy House hotel operations were discontinued in April 2003, North and South Aspen, L.L.C. had approximately 24 employees for the hotel and restaurant operations. For the new operations we plan on having a staff for the two residences and Carriage House Inn of 10 employees provided under a management agreement with our manager.

Liquidity and Capital Resources

     To finance the renovations and refurnishings, in March 2003 we entered into a construction loan agreement with WestStar Bank in Aspen, along with North and South Aspen, L.L.C. as a co-borrower. The construction loan agreement was amended in August 2003. Under the construction loan agreement, the maximum loan principal amount is $4.35 million, all of which was outstanding as of December 31, 2003. Approximately $2,045,000 of the $4.35 million in outstanding indebtedness represents prior indebtedness associated with the Sardy House property that was outstanding with WestStar Bank before the renovations began in April 2003 and was included in the construction loan agreement. The agreement has a maturity date of April 30, 2006.

     The construction loan agreement requires 14 consecutive monthly interest payments beginning August 31, 2003, with interest calculated on the unpaid principal balances at a floating interest rate based on the WestStar Bank base rate (currently 5.00%), 18 monthly consecutive principal payments of $8,702 each beginning October 30, 2004, 18 monthly consecutive interest payments beginning October 30, 2004, and one principal and interest payment of $4,218,641, subject to change resulting from changes in the floating interest rate, due on April 30, 2006. The minimum and maximum interest rates allowed under this loan are 7% and 21%.

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

     Although North and South Aspen, L.L.C. will receive the proceeds from the sale of the membership interests being offered, North and South Aspen, L.L.C. has agreed to apply the first proceeds from the closing of the required minimum offering amount to complete repayment of all outstanding indebtedness under the construction loan agreement. Therefore, we will not have any outstanding long-term debt when new members are admitted and the planned operation of the residences begins.

     Through December 31, 2003, we incurred a total cash outlay of approximately $2.05 million in capital expenditures to complete the renovations of the Sardy House. This amount includes a total of approximately $166,200 in management and construction fees paid to Block 66, LLC.

     We do not expect to need any additional financing within the next 12 months other than through operating contributions from members. Through the required operating contributions from members we expect to have funds to cover our costs and expenses and begin and continue the planned operation. We have incurred approximately $260,000 in registration and offering expenses that will be paid for through a capital contribution by North and South Aspen, L.L.C. to us, which has been partially funded under the construction loan agreement. North and South Aspen, L.L.C. has agreed to pay certain additional marketing and offering expenses related to the sale of the membership interests. As of December 31, 2003, we had advanced North and South Aspen, L.L.C. $377,445 related to registration and marketing expenses, and North and South Aspen, L.L.C. owed us $159,787 for such expenses. North and South Aspen, L.L.C. intends to repay part of the advances and other expenses of the sale of the membership interests from the proceeds of the sales of the membership interests. We began our new operations, with North and South Aspen, L.L.C. as the sole holder of our membership interests, when the interior renovations were completed in November 2003. We expect to require a pro rata interim operating contribution from members, including new members, upon the closing of the minimum offering expected to occur in the first quarter of 2004 in order to cover operating expenses until the normal contribution budget cycle begins for the fiscal year beginning April 1, 2004. Operating contributions from the members will be requested by our manager on a quarterly basis upon 15 days’ written notice. We plan to give such notice so that operating contributions will be due at the beginning of each quarter. In any month where Sardy House revenues or receipts are insufficient to cover operating expenses, our manager may request additional operating contributions from the members upon 15 days’ written notice. If the minimum offering is completed but not all 25 membership interests are sold, North and South Aspen, L.L.C. as a continuing owner of membership interests will be responsible for its pro rata share of the required operating contributions for the membership interests that it continues to own. North and South Aspen, L.L.C. may endeavor to rent out its exclusive weeks in order to satisfy this obligation, but its obligation to pay the required operating contributions will not be subject to receiving any rental revenues for its exclusive weeks.

Off-Balance Sheet Arrangements

     We do not currently have any off-balance sheet arrangements that have or that we expect are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is or would be material.

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

PART II – OTHER INFORMATION

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

     All 25 of the membership interests are held by our affiliate North and South Aspen, L.L.C. North and South Aspen, L.L.C. will receive any proceeds from the sale of the membership interests in the offering, subject to an agreement to first apply the proceeds to complete repayment of the bank indebtedness on the Sardy House property of $4,350,000 on which both we and North and South Aspen, L.L.C. are obligated and the Sardy House property serves as collateral.

     The offering is being conducted through W.G. Nielsen & Co. on a “best efforts, all or none” basis as to the minimum offering necessary to allow for complete repayment of the bank debt of $4,350,000 on the Sardy House property, and on a “best efforts” basis as to additional membership interests up to the maximum offering. If a minimum of $4,665,000, before commissions and realtor referral fees and excluding accrued interest on the bank debt to be repaid, is not raised by May 31, 2004, subject to extension in our sole discretion of up to an additional 30 days, the offering will be terminated and all money received will be returned to investors with interest within 5 business days. Until the minimum offering is achieved, all funds received from investors will be deposited into an interest-bearing escrow account, with interest to be credited toward the final purchase price.

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

SARDY HOUSE, LLC

Date: February 13, 2004	By:	BLOCK 66, LLC, its Manager

		By:	/S/ DANIEL D. DELANO

Daniel D. Delano, Manager

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.